Form 10-K
period 2006-12-31
Wachovia Auto Owner Trust 2006-A
filed 2007-03-30
CIK 1366141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________
Commission File Number: 333-132417
WACHOVIA AUTO OWNER TRUST 2006-A
(Issuing Entity)
Pooled Auto Securities Shelf LLC
(Exact Name of Depositor as Specified in its Charter)
(State or Other Jurisdiction of Incorporation or Organization)
DELAWARE
(Address of Principal Executive Offices)
c/o Wilmington Trust Company
as Owner Trustee
1100 North Market Street
Wilmington, Delaware 19890-1605
Attn: Corporate Trust Administration
(302)636-6000
20-3319853

(I.R.S. Employer Identification No.)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes          ☑No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes          ☑No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes          ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes          ☑No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.                    Not Applicable.

Documents incorporated by reference:	None

PART I
Item 1. Business.
     Not Applicable.
Item 1A. Risk Factors.
     Not Applicable.
Item 1B. Unresolved Staff Comments.
     Not Applicable.
Item 2. Properties.
     Not Applicable.
Item 3. Legal Proceedings.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Not Applicable.
Item 6. Selected Financial Data.
     Not Applicable
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Not Applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.
Item 8. Financial Statements and Supplementary Data.
     Not Applicable.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not Applicable.
Item 9A. Controls and Procedures.
     Not Applicable.

Item 9B. Other Information.
     Not Applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Not Applicable.
Item 11. Executive Compensation.
     Not Applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Not Applicable.
Item 13. Certain Relationships and Related Transactions.
     Not Applicable.
Item 14. Principal Accounting Fees and Services.
     Not Applicable.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
a)	1.	Not Applicable.

	2.	Not Applicable.

	3.	Exhibits filed in response to 601 of Regulation S-K are listed in the Exhibit Index.

b)		See (a) 3 above.

c)		See A 3) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuing entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
Dated: March 30, 2007

Pooled Auto Securities Shelf LLC Wachovia Bank, National Association As Servicer
By:	/s/ Bridget Nelson
Name: Bridget Nelson
Title: Senior Vice President

EXHIBIT INDEX
31.1	Sarbanes-Oxley Certification

99.1	Report of Independent Registered Public Accounting Firm
a)	Wachovia Bank, National Association, as Servicer
99.2	Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2006
a)	Wachovia Bank, National Association, as Servicer
99.3	Annual Statement as to Compliance for the year ended December 31, 2006
a)	Wachovia Bank, National Association, as Servicer