Form 10-K/A
period 2006-12-31
Wachovia Auto Owner Trust 2006-A
filed 2007-04-19
CIK 1366141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number of Issuing Entity: 333-132417-01
WACHOVIA AUTO OWNER TRUST 2006-A
(Exact Name of Issuing Entity as Specified in its Charter)
Pooled Auto Securities Shelf LLC
(Exact Name of Depositor as Specified in its Charter)
Wachovia Bank, National Association
(Exact Name of Sponsor as Specified in its Charter)
DELAWARE
(State or Other Jurisdiction of Incorporation or Organization)
c/o Wilmington Trust Company
as Owner Trustee
1100 North Market Street
Wilmington, Delaware 19890-1605
Attn: Corporate Trust Administration
(Address of Principal Executive Offices)
(302) 636-6000
(Registrant’s telephone number, including area code)
20-3319853
(I.R.S. Employer Identification No.)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐                    Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.
Documents incorporated by reference: None

EXPLANATORY NOTE
Wachovia Auto Owner Trust 2006-A is filing this Amendment No.1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2006 to (i) revise the cover page to include reference to the sponsor, (ii) add responses to Items 1112(b), 1114(b)(2), 1115(b), 1117, 1119, 1122 and 1123 of Regulation AB, (iii) revise the signature block to include the name of the registrant and to add that the person signing is the senior officer in charge of the servicing function of the servicer, (iv) to revise the Exhibit Index to correctly list the exhibit numbers and (v) resubmit the exhibits with the correct exhibit numbers.
This Form 10-K/A does not otherwise amend Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
a)	1. Not Applicable.
2.	Not Applicable.

3.	Exhibits filed in response to 601 of Regulation S-K are listed in the Exhibit Index.
b)	See (a) 3 above.

c)	See A 3) above.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH INSTRUCTION J(2) TO FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
Not Applicable
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except of Certain Derivative Instruments (Information Regarding Significant Enhancement Providers).
Not Applicable
Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information).
Not Applicable
Item 1117 of Regulation AB. Legal Proceedings.
No legal proceedings are pending against the Sponsor, Depositor, Trustee, Issuing Entity or Servicer that would be material to the security holders of the Notes or Certificates.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K/A in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
     The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Wachovia Bank, National Association.

Exhibit 34.1	Report of Independent Registered Public Accounting Firm.
Item 1123 of Regulation AB. Servicer Compliance Statement
     The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Annual Servicer Compliance Statement for the year ended December 31, 2006 of Wachovia Bank, National Association.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
Dated: March 30, 2007

Wachovia Auto Owner Trust 2006-A By: Wachovia Bank, National Association, as Servicer
By:	/s/ Bridget Nelson
	Name:	Bridget Nelson
	Title:	Senior Vice President (senior officer in charge of the servicing function)

EXHIBIT INDEX

31.1	Certificate of the Senior Officer in Charge of the Servicing Function of the Servicer pursuant to Rule 15d.14(d).

33.1	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Wachovia Bank, National Association.

34.1	Report of Independent Registered Public Accounting Firm.

35.1	Annual Servicer Compliance Statement for the year ended December 31, 2006 of Wachovia Bank, National Association.